Form 10-K
period 1996-12-31
USA GROUP SECONDARY MARKET SERVICES INC
filed 1997-03-28
CIK 920852

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                     FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                    December 31, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from     --------------   to   ------------------



Commission file number                        333-2440


                    USA Group Secondary Market Services, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                      35-1872185
              State or other jurisdiction of     (I.R.S. Employer
              Incorporation or orgainization    Identification No.)


        8350 Craig Street, Indianapolis, Indiana 46250
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code    (317) 578-6702

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered

     None                                      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Asset-Backed Securities, SMS Student Loan Trust 1996-A, Class A-1 Senior Notes, Class A-2 Senior Notes and Subordinate Notes
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

     Note: If a determination as to whether a particular person is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form: NOT APPLICABLE.

                       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NOT APPLICABLE

                       DOCUMENTS INCORPORATED BY REFERENCE

     List here under the following documents if incorporated by reference and the Part of the For 10-K (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NOT APPLICABLE

PART I

Item 1.  Not Applicable

Item 2. Properties - The Officers' Certificates of Compliance for the Servicer and Administrator with respect to the assets of the Trust and the reports of the Independent auditors with respect to compliance with the Administration and Servicing agreement are included herein as Exhibits under Item 14 hereof.

Item 3.  Legal Proceedings - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. - There is no established public trading market.

Item 6.  Not Applicable

Item 7.  Not Applicable

Item 8.  Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. - None


Part III

Item 10.  Not Applicable

Item 11.  Not Applicable

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management -

         Not Applicable

Item 13.  Certain Relationships and Related Transactions - None.

Item 14.  Exhibits

     (a) (3) Listing of Exhibits

     Exhibit Number             Description

     99.01            Officers'    Certificate    of   the
                      Administrator  regarding  compliance
                      with  the  Administration  Agreement
                      for  the  SMS  Student   Loan  Trust
                      1996-A.

     99.02 Officers' Certificate of the Servicer regarding compliance with the Servicing Agreement for the SMS Student Loan Trust 1996-A.

     99.03 Report of Independent auditors as to Administrator's Compliance with Administration Agreement.

     99.04 Report of Independent auditors as to Servicer's Compliance with Servicing Agreement.

      (b) Reports on Form 8-K - The Trustee filed (1) Form 8-K dated as of January 27, 1997, providing a copy of the Quarterly Report of Distribution for the period from October 1, 1996 to December 31, 1996, which distribution was made on January 27, 1997, for SMS Student Loan Trust 1996-A and
                      (2) Form 8-K dated as of October 28, 1997, providing a copy of the Quarterly Report of Distribution for the period from July 1, 1996 to September 30, 1996, which distribution was made on October 28, 1996, for SMS Student Loan Trust 1996-A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             USA GROUP SECONDARY MARKET SERVICES, INC.
                                  (Registrant)


                     By:    The First National Bank of Chicago
                            not in its individual capacity but solely
                            as Eligible Lender Trustee of SMS
                            Student Loan Trust 1996-A



                     By:   __/s/ Jeffrey L. Kinney______________
                           Jeffrey L. Kinney
                           Assistant Vice President


Date:                      __March 28, 1997______________________