Form 10-K
period 1997-12-31
USA GROUP SECONDARY MARKET SERVICES INC
filed 1998-03-31
CIK 920852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________   to   _____________________

Commission file number 333-23243

                    USA Group Secondary Market Services, Inc.
             (Exact name of registrant as specified in its charter)

                               Delaware 35-1872185
                 State or other jurisdiction of (I.R.S. Employer
                Incorporation or organization Identification No.)


              30 South Meridian Street, Indianapolis, Indiana 46204
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code               (317) 951-5644

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class       Name of each exchange on which registered
                  None                         Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:

Asset-Backed Securities, SMS Student Loan Trust 1997-A, Floating Rate Asset Backed Senior Notes

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

List here under the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NOT APPLICABLE

Part  I

Item 1.  Not Applicable

Item 2. Properties - The Officers' Certificates of Compliance for the Servicer and Administrator with respect to the assets of the Trust and the report of the independent auditors with respect to compliance with the Administration are included herein as Exhibits under Item 14 hereof.

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

Item 10.  Not Applicable

Item 11.  Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          - Not Applicable

Item 13.  Certain Relationships and Related Transactions - None.

Item 14.  Exhibits

         (a) (3) Listing of Exhibits

         Exhibit Number                              Description

         99.01                 Officers'   Certificate   of  the   Administrator
                               regarding   compliance  with  the  Administration
                               Agreement for the SMS Student Loan Trust 1997-A.

         99.02 Officers' Certificate of the Servicer regarding compliance with the Servicing Agreement for the SMS Student Loan Trust 1997-A.

         99.03 Report of Independent Auditors as to Administrator's Compliance with Administration Agreement.

         (b)                   Reports on Form 8-K.   The Trustee filed (1) Form
                               8-K dated as of January 27, 1998, providing a copy of the Quarterly Report of Distribution for the period from October 1, 1997 through December 31, 1997, which distribution was made on January 27, 1998 for SMS Student Loan Trust 1997-A and (2) Form 8-K dated as of October 27, 1997 providing a copy of the Quarterly Report of Distribution for the period from July 1, 1997 through September 30, 1997, which distribution was made on October 27, 1997 for SMS Student Loan Trust 1997-A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA GROUP SECONDARY MARKET SERVICES, INC.
                                  (Registrant)


                      By: The First National Bank of Chicago not in its individual capacity but solely as Eligible Lender Trustee of SMS Student Loan Trust 1997-A

                      By:      /s/ Steve Husbands
                               Steve Husbands
                               Assistant Vice President

Date:                          March 31, 1998