Form 10-K/A
period 1997-12-31
USA GROUP SECONDARY MARKET SERVICES INC
filed 1998-09-04
CIK 920852

IV.  Report of Independent Accountants


       USA Group Loan Services, Inc.

       30 South Meridian Street
       Indianapolis, Indiana  46204

       We have examined management's assertions of USA Group Loan Services, Inc. (Loan Services) that Loan Services complied with the compliance requirements described in management's assertions in their representation letter dated December 9, 1997 and included in Section III of this Lender Audit Guide report, relative to Loan Services' preparation of quarterly Lender's Interest and Special Allowance Request and Reports (ED Form
       799s) prepared and either submitted to its customers for their submission to the U.S. Department of Education (ED) or submitted directly to ED on behalf of certain customers (see Exhibit A) during the year ended September 30, 1997, and about the effectiveness of Loan Services' internal control over compliance with the aforementioned compliance requirements as of September 30, 1997. Management is responsible for Loan Services' compliance with, and the effectiveness of the Loan Services internal control over compliance with, those requirements. Our responsibility is to express an opinion on management's assertions about Loan Services' compliance with, and the effectiveness of Loan Services' internal control over compliance with, the specified compliance requirements based on our examination.

       Our examination was made in accordance with Government Auditing Standards, issued by the Comptroller General of the United States; standards established by the American Institute of Certified Public Accountants; and the Audit Guide, Compliance Audits (Attestation Engagements) for Lenders and Lender Servicers Participating in the Federal Family Education Loan Program (the "Audit Guide"), issued by the U.S. Department of Education, Office of Inspector General, and, accordingly, included obtaining an understanding of the internal control over compliance with the specified compliance requirements; testing and evaluating the design and operating effectiveness of internal control over compliance; examining, on a test basis, evidence about Loan Services' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Loan Services' compliance with specified requirements.

       Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control over compliance with the specified requirements to future periods are subject to the risk that internal control over compliance may become inadequate because of changes in conditions, or that the degree of compliance with control policies or procedures may deteriorate.

       In our opinion, management's assertions that Loan Services complied with the aforementioned requirements relative to the quarterly ED Form 799s prepared by Loan Services during the year ended September 30, 1997 and Loan Services maintained an effective internal control over compliance with the aforementioned compliance requirements as of September 30, 1997 are fairly stated, in all material respects.

       The report is intended solely for the use of Loan Services' management, Loan Services' customers and their independent accountants. However, this report is a matter of public record and its distribution is not limited.



       /s/ Coopers & Lybrand L.L.P.

       Indianapolis, Indiana

       December 9, 1997