Form 10-K
period 1999-12-31
USA GROUP SECONDARY MARKET SERVICES INC
filed 2000-03-31
CIK 920852

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________   to   _____________________

Commission file number 333-63081

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

Asset-Backed Securities, SMS Student Loan Trust 1999-A, Floating Rate Asset Backed Senior Notes and
Asset-Backed Securities, SMS Student Loan Trust 1999-B, Floating Rate Asset Backed Senior Notes

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

Item 1.  Not Applicable

Item 2. Properties - The Officers' Certificates of Compliance for the Servicer and Administrator with respect to the assets of the Trusts and the report of the independent auditors with respect to compliance with the Administration are included herein as Exhibits under Item 14 hereof.

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

Item 10.  Not Applicable

Item 11.  Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          - Not Applicable

Item 13.  Certain Relationships and Related Transactions - None.

Item 14.  Exhibits

         (a) (3) Listing of Exhibits

         Exhibit Number              Description

         99.01       (A1) Officers'   Certificate   of  the   Administrator
                     regarding   compliance  with  the  Administration
                     Agreement for the SMS Student Loan Trust 1999-A.

                     (A2) Officers' Certificate of the Servicer regarding compliance with the Servicing Agreement for the SMS Student Loan Trust 1999-A.

                     (B1) Officers'   Certificate   of  the   Administrator
                     regarding   compliance  with  the  Administration
                     Agreement for the SMS Student Loan Trust 1999-B.

                     (B2) Officers' Certificate of the Servicer regarding compliance with the Servicing Agreement for the SMS Student Loan Trust 1999-B.

         99.02       Report of Independent Auditors as to
                     Administrator's Compliance with Administration
                     Agreement.

                    (A) Reports on Form 8-K With Respect to SMS Student Loan Trust 1999-A. The Trustee filed (1) Form 8-K dated as of November 12, 1999, providing a copy of the Quarterly Report of Distribution for the period from July 1, 1999 through September 30, 1999, which distribution was made on October 28, 1999 for SMS Student Loan Trust 1999-A and (2) Form 8-K dated as of August 12, 1999 providing a copy of the Quarterly Report of Distribution for the period from February 1, 1999 through June 30, 1999, which distribution was made on July 28, 1999 for SMS Student Loan Trust 1999-A.

                    (B) Reports on Form 8-K With Respect to SMS Student Loan Trust 1999-B. The Trustee filed (1) Form 8-K dated as of November 12, 1999, providing a copy of the Quarterly Report of Distribution for the period from April 1, 1999 through September 30, 1999, which distribution was made on October 28, 1999 for SMS Student Loan Trust 1999-B.

          99.03 Independent Accountants' Report. Independent Accountants' Report on Assertions on Compliance with-and Internal Control Over Compliance with-Specified FFEL Program Requirements Under Standard Engagement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA GROUP SECONDARY MARKET SERVICES, INC.
                    (Registrant)


                    By: Bank One, National Association, not solely but in its capacity as Eligible Lender Trustee of SMS Student Loan Trusts 1999-A and 1999-B

                    By:     /S/ Steve Husbands
                             Steve Husbands
                             Assistant Vice President

Date:               March 31, 2000