Form 10-K
period 2000-12-31
USA GROUP SECONDARY MARKET SERVICES INC
filed 2001-03-28
CIK 920852

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________   to   _____________________

Commission file number 333-77301

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

Asset-Backed Securities, SMS Student Loan Trust 2000-A, Floating Rate Asset Backed Senior Notes

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

Item 10.  Not Applicable

Item 11.  Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          - Not Applicable

Item 13.  Certain Relationships and Related Transactions - None.

Item 14.  Exhibits

         (a) (3) Listing of Exhibits

         Exhibit Number                              Description

         99.01                 Officers'   Certificate   of  the   Administrator
                               regarding   compliance  with  the  Administration
                               Agreement for the SMS Student Loan Trust 2000-A.

         99.02 Officers' Certificate of the Servicer regarding compliance with the Servicing Agreement for the SMS Student Loan Trust 2000-A.

         99.03 Report of Independent Auditors as to Administrator's Compliance with Administration Agreement.

         (b)                   Reports on Form 8-K.   The Trustee filed (1) Form
                               8-K dated as of November 12, 2000, providing a copy of the Quarterly Report of Distribution for the period from July 1, 2000 through September 30, 2000 which distribution was made on October 28, 2000 for SMS Student Loan Trust 2000-A and (2) Form 8-K dated as of August 12, 2000 providing a copy of the Quarterly Report of Distribution for the period from April 1, 2000 through June 30, 2000, which distribution was made on July 28, 2000 for SMS Student Loan Trust 2000-A and (3) Form 8-K dated as of May 14, 2000 providing a copy of the Quarterly Report of Distribution for the period from January 1, 2000 through March 31, 2000 which distribution was made on April 28, 2000 for SMS Student Loan Trust 2000-A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA GROUP SECONDARY MARKET SERVICES, INC.
                                  (Registrant)


                      By: Bank One, National Association, not solely but in its capacity as Eligible Lender Trustee of SMS Student Loan Trusts 2000-A

                      By:      ________________________________
                               /s/ Steve Husbands
                                 Steve Husbands
                               Assistant Vice President

Date:                          March 31, 2001